Form 10-K/A
period 1997-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1996-2
filed 1998-05-04
CIK 1023308

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          FORM 10-K/A


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997


Purpose: To supplement in part Part IV, Item 14(c) of Company's previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Company's Independent
          Public Accountants.


                  Commission File Nos. 0-21971


            REVOLVING HOME EQUITY LOAN TRUST 1996-2
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)


            DELAWARE                      Not Applicable
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Servicer)        Number of Registrant


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Servicer)


Servicer's telephone number, including area code  (847) 564-5000

                           SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this amendment to be signed on behalf of the Revolving Home Equity Loan Trust 1996-2 by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                       REVOLVING HOME EQUITY LOAN TRUST 1996-2
                                    (Registrant)




Date:  May 1, 1998            By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary
















U:\WP\HFS088\95-10K\RHEL96-2.AMD

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated January 21,
               1998.