Form 10-K
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1996-2
filed 2002-03-29
CIK 1023308

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Yes X No _____
The aggregate principal amount of the Certificates held by non-affiliates of the Master Servicer as of December 31, 2001 was approximately $776.4 Million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of February 26, 2002, there were 9 Class A Certificateholders, some of whom may be holding Certificates for the accounts of others.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 26, 2002. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class A Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$306,873	39.53%
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$188,500	24.28%
The Bank of New York/CDC-FP One Wall Street New York, NY 10286	$81,500	10.50%
JP Morgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75254	$115,000	14.81%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 29, 2001 November 26, 2001 December 31, 2001.	Item 7. Statement to Certificateholders with respect to distribution made on October 29, 2001, November 26, 2001 and December 31, 2001.

(c) Exhibit 99	Copy of Annual Statement to Certificateholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
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

	HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD HOME EQUITY LOAN TRUST 1996-2 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Certificateholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.